Form 10-Q
period 1995-09-30
SILVER SCREEN PARTNERS III LP
filed 1995-11-15
CIK 799101

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from..............to..............

Commission file number 0-16823

                        SILVER SCREEN PARTNERS III, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                              13-3372004
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

936 Broadway
New York, New York                                    10010
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 995-7600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                               YES  X    NO
                                   ---      ---

                          PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements.

     The financial information set forth below is set forth in the September 30, 1995 Second Quarter Report of Silver Screen Partners III, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

                    Balance Sheets -- September 30, 1995 and December 31, 1994.

                    Statements of Operations -- For the Three and Nine Months ended September 30, 1995 and 1994.

                    Statements of Partners' Equity -- For the Nine Months ended September 30, 1995 and the Year ended December 31, 1994.

                    Statements of Cash Flows -- For the Nine Months ended September 30, 1995 and 1994.

                    Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results of operations which may be expected for the entire year.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations

     Revenues for the nine months and quarter ended September 30, 1995 were approximately $2,876,000, and $705,000, respectively, as compared with approximately $3,353,000 and $1,625,000 for the comparable periods in 1994. Revenues for the first nine months and quarter ended September 1995 consisted of income from the Joint Venture of approximately $2,675,000 and $634,000, respectively, and investment revenues of approximately $200,000 and $71,000. Revenues for the comparable period in 1994 consisted of income from the Joint Venture of approximately $3,177,000 and $1,570,000, respectively, and investment revenues of approximately $176,000 and $55,000. At this time, nearly all of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. They are now making their way through the remaining television markets around the world. Film revenues decreased by approximately $502,000 for the nine months ended September 30, 1995 from the nine months ended September 30, 1994. The films generating income from the Joint Venture for the third quarter of 1995 were "Good Morning Vietnam," "Adventures in Babysitting," "Oliver and Company," and several other films at lesser amounts. Interest rates for the nine months ended September 30, 1994 ranged from 5.00% to 6.02%, while those for the comparable period in 1994 ranged from 2.75% to 4.87%. A decrease in funds available for investment offset by increased interest rates resulted in an increase in interest income of approximately $24,000.

     Expenses for the nine months and quarter ended September 30, 1995 were approximately $783,000 and $236,000, respectively, as compared with approximately $704,000 and $193,000 for the comparable period in 1994. Expenses increased approximately $79,000 for the nine months ended September 30, 1995 from the comparable period in 1994.

     The increase in expenses is due principally to three factors. First, there was a $138,000 reduction in the cost of the 10% per annum charge on the overhead fee due to the Managing General Partner on June 14, 1994. Second, the Partnership reduced its overall expense by $44,000. Third, the Partnership incurred approximately $261,000 of costs associated with preparations for negotiation of the sale by the Partnership of its interest in the Joint Venture. These costs, which are considered to benefit each of the Partnership, Silver Screen Partners II, L.P. and Silver Screen Partners IV, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), have been allocated among the Silver Screen Partnerships pro rata to the total original limited partner capital contributions of each. See Item 5.

     The Partnership generated net income of approximately $2,092,000 for the nine months ended September 30, 1995, as compared with net income of approximately $2,650,000 for the comparable period in 1994. The reduction in net income is due to the decrease in film revenues and the increase of expenses as stated above.

     The Partnership became committed to fund nineteen films, all of which have been completed and released, with total budgets amounting to approximately $266,000,000, of which substantially all has been expended. Accordingly, all Partnership Funds have been committed and the Partnership will not finance or purchase any additional motion pictures.

     The Joint Venture Films are: "Benji the Hunted," released June 17, 1987; "Adventures in Babysitting," released July 1, 1987; "Can't Buy Me Love," released August 14, 1987; "Hello Again," released November 6, 1987; "Three Men and a Baby," released November 25, 1987; "Good Morning Vietnam," released December 23, 1987; "Shoot to Kill," released February 12, 1988; "D.O.A.," released March 18, 1988; "Return to Snowy River, Part II," released April 15, 1988; "Big Business," released June 10, 1988; "Who Framed Roger Rabbit," released August 5, 1988; "Cocktail," released July 29, 1988; "The Rescue," released June 22, 1988; "Heartbreak Hotel," released September 30, 1988; "Ernest Saves Christmas," released November 11, 1988; "Oliver & Company," released November 18, 1988; "Honey, I Shrunk the Kids," released June 23, 1989; and "Cheetah and Friends," released August 18, 1989. "Stakeout," which was financed approximately 25% by the Partnership and 75% by Silver Screen Partners II, L.P. (a separate limited partnership with the same Managing General Partner formed to finance previous Disney films), was released August 5, 1987.

     All Partnership films (except "Oliver & Company") have been released in the theatrical, home video and pay cable markets and are making their way through the remaining television markets. The Partnership anticipates that future revenues will be principally derived from the theatrical re-release and home video release of "Oliver & Company." Between now and late 1997 the Partnership expects that two of its films (other than "Oliver & Company") will be released on either basic cable (USA Network) or syndicated television. During the quarter ended September 30, 1995, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution. Although the Joint Venture Films have been released in most film markets around the world, the Managing General Partner anticipates that the Partnership will continue to receive revenues from certain film markets. Revenues in a particular quarter may not be sufficient to justify making a cash distribution and therefore, future cash distributions may fluctuate and there will be quarters when no distributions will be paid.


   Liquidity and Capital Resources

     Inasmuch as the funding obligations of the Partnership with respect to the financing of the Joint Venture Films have been fully complied with or reserved against, the Partnership has no material commitments for capital expenditures and does not intend to enter into any such commitments. Receipts from temporary investments and from the Joint Venture, less reserves established as determined by the Managing General Partner, are the sources of liquidity for the Partnership. The Partnership has no material requirements for liquidity other than its general and administrative expenses and quarterly distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

Item 3.  Selected Financial Data

SILVER SCREEN PARTNERS III, L.P.


                                         Three Months               Nine Months             Three Months              Nine Months
                                                Ended                     Ended                    Ended                    Ended
                                       Sept. 30, 1995            Sept. 30, 1995           Sept. 30, 1994           Sept. 30, 1994
                                       --------------            --------------           --------------           --------------
Revenues:
 Income from                                                                                  $1,569,769               $3,177,296
 Joint Venture                               $634,384                $2,675,267
 Interest income                               70,937                   200,446                   55,212                  176,181
                                       --------------            --------------           --------------           --------------
                                              705,321                 2,875,713                1,624,981                3,353,477
Costs and Expenses:
 General and
 administrative
 expenses                                     235,863                   783,228                  193,269                  703,748
                                       --------------            --------------           --------------           --------------
Net income                                   $469,458                $2,092,485               $1,431,712               $2,649,729
                                       ==============            ==============           ==============           ==============

Net income per
 $500 limited
 partnership unit
 (based on 600,000
 Units outstanding)                             $0.77                     $3.45                    $2.36                    $4.37
                                       ==============            ==============           ==============           ==============

Cash distribution
 per $500 limited
 partnership unit                               $0.00                     $2.30                    $0.00                    $3.70
                                       ==============            ==============           ==============           ==============


                                                                 Sept. 30, 1995                                    Sept. 30, 1994
                                                                 --------------                                    --------------
Total assets                                                         $7,312,167                                        $6,685,957
                                                                 ==============                                    ==============


                        See notes to financial statements

     The Joint Venture's fiscal year ends September 30, while the Partnership's fiscal year ends December 31. The Partnership's September 30, 1995 statements reflect the Joint Venture's result of operations for the period ended June 30, 1995

DISNEY-SILVER SCREEN III JOINT VENTURE

                                         Three Months               Nine Months             Three Months              Nine Months
                                                Ended                     Ended                    Ended                    Ended
                                        June 30, 1995             June 30, 1995            June 30, 1994            June 30, 1994
                                        -------------             -------------            -------------            -------------
Revenues                                   $1,391,296               $ 5,956,249               $3,670,069              $10,837,752
Costs and Expenses:
 Amortization of film
 production costs                            (32,384)                 (340,316)                 (93,423)              (1,562,462)
 Participation expense                      (349,955)               (1,309,555)                (794,537)              (4,765,388)
                                            ---------             -------------            -------------           --------------
Net income                                 $1,008,957               $ 4,306,378               $2,782,109              $ 4,509,902
                                        =============             =============            =============           ==============
Net income allocated
to:
 Silver Screen
 Partners III, L.P.                                                 $ 2,675,267                                       $ 3,177,296
 The Walt Disney
 Company                                                              1,631,111                                         1,332,606
                                                                  -------------                                    --------------
                                                                    $ 4,306,378                                       $ 4,509,902
                                                                  =============                                    ==============

                                                                  June 30, 1995                                    Sept. 30, 1994
                                                                  -------------                                    --------------
Assets

Receivable from
 Buena Vista Pictures
 Distribution, Inc.                                                 $ 6,929,575                                       $ 7,656,313

Prepaid distributions
 Silver Screen
 Partners III, L.P.                                                          --                                         1,462,750

Film production costs,
 less accumulated
 amortization of
 $290,297,010 and
 $289,956,694 at June
 30, 1995 and Sept.
 30, 1994, respectively                                               6,217,762                                         6,558,078
                                                                  -------------                                    --------------
                                                                    $13,147,337                                       $15,677,141
                                                                  =============                                    ==============

                                         Three Months               Nine Months             Three Months              Nine Months
                                                Ended                     Ended                    Ended                    Ended
                                        June 30, 1995             June 30, 1995            June 30, 1994            June 30, 1994
                                        -------------             -------------            -------------            -------------
Liabilities and
 Venturers' Capital
 Accounts and
 distributions payable
 to:
The Walt Disney
Company                                                             $ 6,557,483                                       $ 7,079,481

Silver Screen Partners
 III, L.P.                                                              372,092                                                --

Deferred Revenue                                                             --                                         2,039,582

Venturers' capital:
Silver Screen Partners
 III, L.P.                                                            2,286,480                                         2,201,826

The Walt Disney
 Company                                                              3,931,282                                         4,356,252
                                                                  -------------                                    --------------
                                                                    $13,147,337                                       $15,677,141
                                                                  =============                                    ==============

   Item 5.  Other Information.

     The registrant and The Walt Disney Company ("Disney") have entered into a letter agreement (the "Letter Agreement") dated September 11, 1995, executed by the registrant on September 29, 1995, providing for the purchase by Disney, on the terms and conditions set forth in the Letter Agreement, of all of the registrant's rights and interests in and with respect to Disney-Silver Screen III Joint Venture, the Joint Venture which owns the library of films. The information contained in the Letter Agreement is incorporated herein by reference. The Letter Agreement is filed herewith as Exhibit 10.

                           PART II. OTHER INFORMATION


    Item 6.    Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 10 --  Letter Agreement dated September 11, 1995 between
                              The Walt Disney Company and the registrant
                              (executed by the registrant on September 29, 1995), with Terms and Conditions attached thereto.

               Exhibit 20 --  1995 Third Quarter Report

               Exhibit 27 --  To be filed supplementally.

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SILVER SCREEN PARTNERS III, L.P.
                                       a Delaware limited partnership

                                       By:  Silver Screen Management, Inc.,
                                            Managing General Partner


Date: November 14, 1995                By:  /s/ Roland W. Betts
                                            --------------------------
                                            Roland W. Betts, President