Form 10-K
period 1995-12-31
SILVER SCREEN PARTNERS III LP
filed 1996-03-29
CIK 799101

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from..............to..................

Commission file number 0-16823

                        SILVER SCREEN PARTNERS III, L.P.
                        (a Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                            13-3372004
-------------------------------     --------------------
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification No.)

Chelsea Piers - Pier 62, Ste. 300
New York, New York                                   10011
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (212) 336-6700

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X           NO
                              -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                                     PART I

ITEM 1.   BUSINESS.

     Silver Screen Partners III, L.P. ("Silver Screen III") was organized in September 1986. A public offering of units of assigned limited partnership interests was completed in January 1987, which raised $300 million. After payment of offering costs and fees, approximately $270 million was available for investment in films (the "Partnership Contribution").

     Silver Screen III entered into a Joint Venture agreement (the "Joint Venture Agreement") with The Walt Disney Company ("Disney") for the purpose of financing (in whole or in part), producing and exploiting all feature length theatrical motion pictures selected for production by Disney from the time Disney began to utilize Silver Screen III until all of such funds had been committed (the "Joint Venture Films"). Buena Vista Pictures Distribution, Inc. (formerly Buena Vista Distribution, Inc.) ("BV"), a wholly-owned subsidiary of Disney, has been licensed to distribute all Joint Venture Films in all media and in all territories throughout the world. BV has paid and will pay the expenses in connection with the worldwide distribution of each Joint Venture Film. The Partnership Contribution has been fully committed.

     The business of Silver Screen III is managed by Silver Screen Management, Inc., a Delaware corporation which is a general partner of Silver Screen III (the "Managing General Partner"). Silver Screen III participates through Disney-Silver Screen III Joint Venture ("the Joint Venture") in the production, ownership and exploitation of the Joint Venture Films and in the distribution and marketing of the Joint Venture Films in all primary and ancillary markets. The Managing General Partner is responsible for the preparation of reports and tax information to be provided to the Limited Partners.

     Silver Screen III committed to fund nineteen films, all of which have been completed and released with total budgets amounting to approximately $266,000,000, of which substantially all had been expended as of December 31, 1993. Accordingly, the Partnership Contribution has been fully committed and Silver Screen III will not finance or purchase any additional motion pictures. These films are: "Benji the Hunted," released June 17, 1987; "Adventures in Babysitting," released July 1, 1987; "Can't Buy Me Love," released August 14, 1987; "Hello Again," released November 6, 1987; "Three Men and a Baby," released November 25, 1987; "Good Morning Vietnam," released December 23, 1987; "Shoot to Kill" released February 12, 1988; "D.O.A.," released March 18, 1988; "Return to Snowy River, Part II," released April 15, 1988; "Big Business," released June 10, 1988; "Who Framed Roger Rabbit," released June 22, 1988; "Cocktail," released July 29, 1988; "The Rescue," released August 5, 1988; "Heartbreak Hotel," released September 30, 1988; "Ernest Saves Christmas," released November

11, 1988; "Oliver and Co.," released November 18, 1988; "Honey, I Shrunk the Kids," released June 23, 1989 and "Cheetah and Friends," released August 18, 1989. "Stakeout," which was financed approximately 25% by Silver Screen III and 75% by Silver Screen II, L.P. (a separate limited partnership with the same Managing General Partner formed to finance previous Disney films), was released August 5, 1987.

Buyout
------

     Silver Screen III has entered into a Letter Agreement (the "Buyout Agreement") with Disney providing for the sale to Disney of all of Silver Screen III's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $125,000,000 in cash (subject to certain adjustments with respect to revenues received by Silver Screen III from the exploitation of the film "Oliver & Co."). Closing is scheduled to occur on September 30, 1997 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that BV will continue to account for and make payments to the Joint Venture as required by the Distribution Agreement (as defined below) for all revenues received by BV through August 31, 1997. The Managing General Partner expects that distributions to Silver Screen III from the Joint Venture will diminish since all Joint Venture Films have been exploited in most markets. The Buyout Agreement has been filed as an exhibit to Silver Screen III's quarterly report on Form 10-Q dated September 30, 1995 and the terms therefore are incorporated herein by reference.

Joint Venture Agreement
-----------------------

     Each Joint Venture Film was produced in accordance with the Joint Venture Agreement. Under the Joint Venture Agreement, Silver Screen III contributed to the Joint Venture all amounts included in the Partnership Contribution. Disney contributed all motion picture projects developed and selected for production by Disney until the Partnership Contribution was fully committed. Disney also furnished production services for all the Joint Venture Films, and furnished or obtained all financing not furnished by Silver Screen III.

     Some of the Joint Venture Films were acquired by the Joint Venture in completed form (the "Acquired Films"). As provided in the Joint Venture Agreement, the allocation of revenues from Acquired Films are the same as for Joint Venture Films, except in instances where alternative arrangements have been entered into as permitted by the Joint Venture Agreement. In addition, the Joint Venture Agreement provides that special terms be applicable to "Who Framed Roger Rabbit."

     Contributions by Silver Screen III to the Joint Venture were made on a film-by-film basis and were based upon budgeted production cost (the "Budgeted Film Cost") of all Joint Venture Films produced by the Joint Venture and upon the acquisition cost (the "Acquisition Cost") of all Acquired Films. The Partnership Contribution was committed to the Joint Venture, film-by-film, in the order that each Joint Venture Film commenced principal photography by the Joint Venture, in an amount equal to 100% of the Budgeted Film Cost (or, in the case of an Acquired Film, the Acquisition Cost) of each such Joint Venture Film until such time as the entire Partnership Contribution was so committed. Silver Screen III was not obligated to commit funds with respect to any one Joint Venture Film (other than "Roger Rabbit") in excess of $20,000,000 in the case of any Disney animated film or Touchstone Joint Venture Film, or in excess of $15,000,000, in the case of any Disney non-animated Joint Venture Film.

     Disney was solely responsible for the development of motion picture projects for contribution to the Joint Venture, the production by the Joint Venture of each Joint Venture Film and the delivery by the Joint Venture of each such Joint Venture Film to BV in full compliance with the terms and conditions of the Distribution Agreement between the Joint Venture and BV (the "Distribution Agreement"). Disney's production responsibilities included all services customarily performed by a major studio. Disney was responsible for any cost overruns and acted in effect as completion guarantor.

     The Budgeted Film Cost of each Joint Venture Film consists of all costs customarily included as direct production costs in the motion picture industry, including overhead of 17-1/2%. The Budgeted Film Cost also includes all fixed deferments, bonuses and participations in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film, fixed deferments and bonuses payable at or out of first net profits and an additional development fee to Disney in the amount of $500,000. The budget of each Joint Venture Film was approved in writing by both parties prior to the commencement of principal photography. Disney was empowered to grant participations in the profits of any Joint Venture Film to third parties on behalf of the Joint Venture up to an amount no greater in the aggregate than 55% of 100% of the net profits of any non-animated Joint Venture Film and 50% of 100% of the net profits of any animated Joint Venture Film.

     If the average production cost per film for all Joint Venture Films was less than $13,500,000, Silver Screen III would be required by the Joint Venture Agreement to pay Disney an Underbudget Bonus equal to the difference between $13,500,000 and the average production cost, up to a maximum of $500,000 per Joint Venture Film, multiplied by the total number of Joint Venture Films. If the average production cost was greater than $13,500,000, Disney would be required to pay Silver Screen III an Overbudget Penalty equal to the difference between the average production cost and $13,500,000, up to a maximum of $500,000 per Joint Venture Film, multiplied by the total number of Joint Venture Films. In December, 1988, an Underbudget Bonus of approximately $6,024,000 was paid to Disney which increased the Budgeted Film Cost (or Acquisition Cost) of all Joint Venture Films. Upon revision, an additional Underbudget Bonus of $528,585 was paid in August 1990. Production Cost excluded certain items included in Budgeted Film Cost. No further Underbudget bonuses or Overbudget penalties are expected to be paid.

     The revenue formula under the Joint Venture Agreement is designed to assure that Silver Screen III will receive Joint Venture distributions equal to not less than 100% of the Partnership Contribution applied toward the Joint Venture Films on a film-by-film basis before Disney recoups cost overruns or receives any share of profits. All revenues of the Joint Venture are derived exclusively from the revenues allocated to the Joint Venture pursuant to the Distribution Agreement during the term thereof. Revenues received by the Joint Venture in respect of Joint Venture Films will be allocated between the parties as follows:

          ---100% to Silver Screen III and Disney in proportion to their respective actual investments in the Budgeted Film Cost of each Joint Venture Film until they have recovered the amount of the Budgeted Film Cost actually expended or the Acquisition Cost of such Film;

          ---thereafter, 100% to Disney until Disney has recouped any cost overruns; and

          ---thereafter, after payment of applicable participations, 75% to Silver Screen III and 25% to Disney; provided that in the event that Silver Screen III has committed to less than the full amount of the Budgeted Film Cost or Acquisition Cost of a Film as permitted by the Joint Venture Agreement, the percentage of revenues allocable to Silver Screen III with respect to such Film will be equal to 75% of the percentage of such Budgeted Film Cost or Acquisition Cost committed by Silver Screen III, with the remainder allocated to Disney.

     In addition, certain other payments in respect of "Revenue Shortfalls" will be payable to the Joint Venture. The Revenue Shortfall for each Joint Venture Film is the difference, if any, between the Budgeted Film Cost actually expended and the sum of all revenues actually received by the Joint Venture from BV as of a settlement date (the "Settlement Date") occurring not later than five years after the U.S. theatrical release of such Joint Venture Film. On the Settlement Date of each Joint Venture Film, BV was obligated to pay to the Joint Venture an amount equal to the Revenue Shortfall (the "Revenue Shortfall Payment"), if any, provided, that in no event would the Revenue Shortfall Payment be greater than the revenues retained by BV with respect to such Joint Venture Film from all markets, subject to adjustment in certain cases. Silver Screen III received no Revenue Shortfall Payments during the year ended December 31, 1995 and received $1.4 million during the year ended December 31, 1994. All Revenue Shortfall Payments have been received by Silver Screen III.

Distribution Agreement
----------------------

     Pursuant to the Distribution Agreement, BV will distribute the Joint Venture Films for a term ending September 30, 1997, in all media throughout the world.

     BV (either directly or through third-party licensees or affiliated companies) is obligated to release and distribute each of the Joint Venture Films delivered to it in accordance with and subject to customary and reasonable business practices in the motion picture industry in all media throughout the world, including theatrical, non-theatrical, television, cable television, home video, syndication, music, print publication, merchandising and new technologies.

     BV has paid and will pay all costs incurred in connection with the promotion, marketing and distribution of each Joint Venture Film. In connection with the U.S. theatrical release of each Joint Venture Film, BV has committed to expend certain minimum amounts. The Distribution Agreement provides that BV is entitled to customary distribution fees, which vary in each medium, and that the Joint Venture is entitled to an escalating percentage of the gross proceeds generated by theatrical distribution of each Joint Venture Film.

Competition
-----------

     Silver Screen III is in competition with other institutions which provide financing for films, some of which have substantially greater financial and personnel resources than the Managing General Partner and Silver Screen III. These institutions include the major film studios and television networks. There is substantial competition in the industry for a limited number of producers, directors, actors and properties which are able to attract major distribution in all media and all markets throughout the world.

     There is intense competition within the industry for exhibition time at theaters and for the attention of the movie-going public. Competition for distribution in other media is as intense as the competition for theatrical distribution.

Employees
---------

     Silver Screen III has no employees. Silver Screen III's business is administered by the staff of the Managing General Partner.

ITEM 2.   PROPERTIES.

     Silver Screen III neither owns nor leases any physical properties. The Managing General Partner leases offices in New York, New York.

ITEM 3.   LEGAL PROCEEDINGS.

     Silver Screen III knows of no legal proceedings of a material nature to which it is a party or of which any of its properties is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1995.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS OF LIMITED
          PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER
          MATTERS.

     As of January 31, 1996, there were 43,387 Limited Partners of record holding an aggregate of 600,000 limited partnership units of Silver Screen III (the "Units"). The Units are not traded securities in any established trading market.

     The Partnership Agreement provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. See the material set forth under "Item 11. Executive Compensation." Two distributions were made to the Limited Partners in 1995 which aggregated $3,480,000. The distributions per Unit were as follows: January 27 - $2.30 and October 23 - $3.50. Two distributions were made to the Limited Partners in 1994 which aggregated $2,220,000. The distributions per Unit were as follows: January 28 - $1.70 and April 22 - $2.00.

ITEM 6.   SELECTED FINANCIAL DATA


                                     Year  ended    Year ended       Year ended        Year ended       Year ended
                                    December 31,    December 31,     December 31,      December 31,     December 31,,
                                            1995        1994            1993              1992              1991
                                      ----------    ------------      -----------      ------------     ------------
Revenues:
 Income
  from Joint Venture .........      $ 4,515,810      $ 3,444,814      $ 5,096,264      $15,794,130      $16,563,805
 Interest income .............          256,654          255,443          389,132          658,403        1,600,548
                                    -----------      -----------      -----------      -----------      -----------
                                      4,772,464        3,700,257        5,485,396       16,452,533       18,164,353
Expenses:
 General and
 administrative
 expenses ....................        1,013,517          826,356        1,218,472        1,871,897        2,109,756
                                    -----------      -----------      -----------      -----------      -----------

Net income ...................      $ 3,758,947      $ 2,873,901      $ 4,266,924      $14,580,636      $16,054,597
                                    ===========      ===========      ===========      ===========      ===========

Net income per
$500 limited
partnership unit
(based on 600,000
Units outstanding) ...........      $      6.20      $      4.74      $      7.04      $     24.06      $     26.49
                                     ==========       ==========       ==========      ===========      ===========

Cash distribution
per $500 limited
partnership  unit ............      $      5.80      $      3.70      $     43.95      $     30.90      $     65.50
                                     ==========       ==========       ==========      ===========      ===========

Total assets .................      $ 6,353,863      $ 6,936,262      $ 9,866,630      $43,094,833      $51,871,281
                                     ==========       ==========       ==========      ===========      ===========




                        See notes to financial statements

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     The following is an analysis of the results of operations of Silver Screen III for the years ended 1995, 1994 and 1993.

     Silver Screen III is a partnership and therefore generally not subject to U.S. federal taxes. No provision has been made for federal income taxes with respect to Silver Screen III's income since income or loss of Silver Screen III is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
---------------------------------------------------------------------

     Net income for the year ended December 31, 1995 was approximately $3,759,000 compared to approximately $2,874,000 for the year ended December 31, 1994. Income for the year ended December 31, 1995 consisted of income from the Joint Venture of approximately $4,516,000, a $1,071,000 increase from the prior annual period. Film revenues increased in 1995 due to certain films still making their way through the remaining television markets around the world. Income from the Joint Venture for 1995 was principally derived from "Cocktail, " "Oliver & Co.," "Shoot to Kill," and "Adventures in Babysitting."

     Interest income generated by the investment in temporary investments of revenues pending distribution to partners for the year ended December 31, 1995 was approximately $257,000 compared to $255,000 for the prior annual period. The weighted average daily interest rate increased in 1995 to 5.771% from 4.194% in 1994 and the average funds available for investment decreased, resulting in a $2,000 increase in interest. General and administrative expenses were approximately $1,014,000 for the year ended December 31, 1995, a $188,000 increase from the prior annual period. The increase is attributable to an increase in reporting to partners expenses of $30,000 and to costs associated with preparations for negotiation of the sale of the Partnership's interest in the Joint Venture, which amounted to approximately $384,000. This cost was offset by a reduction of approximately $55,000 in payroll related expenses, $26,000 in audit fees, $138,000 in interest on overhead fees payable and $7,000 in miscellaneous expenses. Expenses from the sale of partnership's interest in the Joint Venture are considered to benefit each of three partnerships: Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), and have been allocated among the Silver Screen Partnerships pro rata to the total original Limited Partner capital contributions to each of the Silver Screen Partnerships.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
---------------------------------------------------------------------

     Net income for the year ended December 31, 1994 was approximately $2,874,000 compared to approximately $4,267,000 for the year ended December 31, 1993. Income for the year ended December 31, 1994 consisted of income from the Joint Venture of approximately $3,445,000, a $1,651,000 decrease from the prior annual period. Film revenues continue to decrease since most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets and are now making their way through the remaining television markets around the world. Income from the Joint Venture for 1994 was principally derived from "Honey, I Shrunk the Kids," and lesser amounts from "Three Men and a Baby," "Benji the Hunted" and "Adventures in Babysitting" and other films in the portfolio.

     Interest income generated by the investment in temporary investments of revenues pending distribution to partners for the year ended December 31, 1994 was approximately $255,000 compared to $389,000 for the prior annual period. The weighted average daily interest rate increased in 1994 to 4.194% from 3.167% in 1993. The increase in interest rates was offset by a decrease in funds available for investment, resulting in a decrease in interest income of approximately $134,000 from 1993 to 1994. General and administrative expenses were approximately $826,000 for the year ended December 31, 1994, a $392,000 decrease from the prior annual period. Expenses in general decreased by approximately $79,000 and interest on overhead fees payable (at 10% per annum) decreased by approximately $313,000 in 1994 due to the fact that the overhead fee has been drawn down in total by the Managing General Partner.


Liquidity and Capital Resources
-------------------------------

     Inasmuch as the funding obligations of Silver Screen III with respect to the financing of the Joint Venture Films have been fully complied with or reserved against, Silver Screen III has no material commitments for capital expenditures and does not intend to enter into any such commitments. Receipts from temporary investments and from the Joint Venture, less reserves established as determined by the Managing General Partner, are the sources of liquidity for Silver Screen III. Silver Screen III has no material requirements for liquidity other than its general and administrative expenses and quarterly distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.


     The Managing General Partner expects that Silver Screen III will continue to receive distributions from the Joint Venture (which will substantially diminish since the Joint Venture Films have been exploited in most markets) until Silver Screen III sells its interest in the Joint Venture on September 30,

1997. However, revenues in a particular quarter may not be sufficient to justify making a cash distribution and therefore, future cash distributions may fluctuate and there may be quarters where no distributions will be paid.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the financial statements referenced in Item 14 of this annual report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Silver Screen III is a limited partnership managed by the Managing General Partner and has no officers or directors. The Managing General Partner also serves as managing general partner of Silver Screen Partners, L.P. and Silver Screen Partners II, L.P., limited partnerships formed to finance, own and exploit feature-length motion pictures pursuant to a license agreement with a subsidiary of Home Box Office, Inc. and pursuant to joint venture agreements with Disney, respectively. The officers and directors of the Managing General Partner are also officers and directors of Silver Screen Management Services, Inc. ("SSMS"), which serves as managing general partner of Silver Screen Partners IV, L.P. a limited partnership formed to finance, own and exploit feature-length motion pictures pursuant to a joint venture agreement with Disney shortly after the organization of SSMS in 1987. Neither the Limited Partners nor any general partner of Silver Screen III other than the Managing General Partner has the power to participate in the management of, have any control over the business of or act for, sign for or bind Silver Screen III.

     Roland W. Betts, 49, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSMS. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the Individual General Partner of that Partnership. Mr. Betts is also the largest shareholder of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of the Chelsea Piers Management, Inc. which is the general partner of the Chelsea Piers, L.P., a limited partnership formed to develop and operate a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     In addition to Mr. Betts, the executive officers and directors of the Managing General Partner are as follows:


         Name                          Positions Held
         ----                          --------------

Paul Bagley                    Chairman of the Board, Director
Tom A. Bernstein               Executive Vice President,
                               Secretary, Director
John A. Tommasini              Director
William Turchyn, Jr.           Director

     Paul Bagley, 53, is the President and CEO of Laidlaw Holdings, Inc. He is also a founding principal of Stone Pine Capital, an investment banking group which owns a controlling interest in Laidlaw. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley controls Fiduciary Capital, a U.S. registered investment advisor which provides mezzanine debt and equity capital to corporations. He is also Chairman and CEO of American National Security, which provides security services to commercial and residential customers. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr. Bagley is also a Director of Logan Machinery Corporation a manufacturer of all-terrain vehicles, and Eureka Bank, a Federal Savings Bank. He is also a director of America First Financial Corporation, listed on NASDAQ. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 43, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President,
Secretary, a Director and a principal shareholder of SSMS since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P.; and a limited partner of the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 51, the President of Laidlaw Equities, Inc., a NASD registered broker dealer, has been a Director of the Managing General Partner since 1985 and a Director of SSMS since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 50, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company, Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Senior Managing Director of the Private Client Group at Furman Selz Capital Management.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the fees, income, distributions and the amounts payable to the General Partners of Silver Screen III and their affiliates in connection with the management of Silver Screen III. The executive officers and directors of the Managing General Partner serve without direct compensation from Silver Screen III. Except as set forth below, the General Partners and their affiliates will receive no remuneration of any type whatsoever from Silver Screen III in connection with the administration of Silver Screen III's affairs.

                               COMPENSATION TABLE1

--------------------------------------------------------------------------------
     (A)                      (B)                             (C)
--------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                        served

Silver Screen          Managing General          Overhead fee calculated at
  Management, Inc.      Partner                  four percent of the Budgeted
                                                 percent of the Budgeted Film
                                                 Cost (excluding overhead) of
                                                 each Joint Venture Film plus
                                                 10% per annum, compounded
                                                 quarterly, to the extent the

----------
1  See definitions below.

                                                 payment is deferred (as of
                                                 December 31, 1994, the overhead
                                                 fee had been drawn in its
                                                 entirety.) In addition, until
                                                 the holders of Units had
                                                 received cash distributions
                                                 sufficient to reduce their
                                                 Adjusted Capital Contributions
                                                 plus an amount equal to 8% of
                                                 their Adjusted Capital
                                                 Contributions per annum to
                                                 zero, the Managing General
                                                 Partner was allocated 0.9% of
                                                 the profits, losses and
                                                 Disbursable Cash; from that
                                                 time forward until the holders
                                                 of Units have received cash
                                                 distributions sufficient to
                                                 reduce their Adjusted Capital
                                                 Contributions plus an amount
                                                 equal to 15% of their Adjusted
                                                 Capital Contributions per annum
                                                 to zero, the Managing General
                                                 Partner was allocated 9.9% of
                                                 the profits, losses and
                                                 Disbursable Cash; thereafter
                                                 the Managing General Partner
                                                 receives 19.9% of such items.
                                                 During 1995, $865,650 was
                                                 distributed to the Managing
                                                 General Partner from
                                                 Disbursable Cash.

Roland W. Betts       Individual General         Mr. Betts is allocated 0.1% of
                      Partner                    the profits, losses and
                                                 Disbursable Cash. Mr. Betts
                                                 received $4,350 therefrom in
                                                 1995.



Definitions Used in Cash Compensation Table
-------------------------------------------

Initial Capital
Contribution .......... $500 per Unit


Adjusted Capital
Contribution .......... With respect to each Unit, the Initial Capital
                        Contribution reduced by all cash distributions thereon. The Adjusted Capital Contribution may not, however, be less than zero. The Adjusted Capital Contributions differ from the Limited Partners' capital accounts for tax and accounting purposes.


Disbursable Cash ...... Receipts from operations, after deducting cash used to pay operating expenses (including expenses reimbursable to the Managing General Partner), debt service, and amounts used for the creation or restoration of reserves, but without deduction for depreciation or amortization of film investments. Receipts from operations include all items of income, whether ordinary or extraordinary.

Budgeted Film Cost .... The estimated cost of a Joint Venture Film, including contingency reserves of 7-1/2% and overhead of 17-1/2%. The Budgeted Film Cost also includes all fixed deferments, bonuses and participations in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film, fixed deferments and bonuses payable at or out of first net profits and an additional development fee to Disney in the amount of $500,000.

     The Partnership Agreement provides that all Silver Screen III expenses, including, among other things, legal, auditing and accounting expenses, and the expenses of preparing and distributing reports to the Limited Partners, will be billed to and paid by Silver Screen III. Subject to restrictions contained in the Partnership Agreement, the Managing General Partner has been reimbursed for certain administrative services. In addition, the Managing General Partner has been reimbursed for expenses incurred in connection with the organization of Silver Screen III and the public offering of the Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     No officer or director of the Managing General Partner beneficially owns any equity securities of Silver Screen III. To the knowledge of Silver Screen III, no unitholder beneficially owns more than 5% of the Units of Silver Screen III.

     Roland W. Betts and Tom A. Bernstein are controlling shareholders of the Managing General Partner. 2,000,000 shares of the 3,750,000 issued and outstanding shares of Common Stock of the Managing General Partner are owned by Roland W. Betts and 1,250,000 shares are owned by Tom A. Bernstein. An additional 500,000 shares have been issued to International Film Investors, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Items 10, 11 and 12 hereof.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)1. Financial Statements
     --------------------------

     The following financial statements of Silver Screen Partners III, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof:

                                                               Page
                                                               ----

         Independent auditors' reports .................        F-4

         Balance sheets as of December 31, 1995 and
                  1994 .....................................    F-5

         Statement of operations for the years ended
                  December 31, 1995, 1994 and 1993 .........    F-6

         Statement of partners' equity for the years
                  ended December 31, 1995, 1994 and 1993....    F-6

         Statement of cash flows for the years ended
                  December 31, 1995, 1994 and 1993..........    F-7

         Notes to Financial Statements .....................    F-8-11



     (a)2. Financial Statement Schedules
     -----------------------------------

     No schedules are listed because they are not applicable or the required information is shown in the financial statements or notes thereto.


     (a)3. Exhibits
     --------------

          4    Amended and Restated Agreement of
               Limited Partnership2



------
2        Incorporated by reference to Silver Screen III's
Registration Statement on Form S-1, Registration No. 33-8059.

            10(a) Joint Venture  Agreement  dated as of  September  25,
                  1986 by and between Silver Screen III and the Walt Disney Company.3

            10(b) Distribution  Agreement  dated as of  September  25,
                  1986 by and between Disney -- Silver Screen III Joint Venture and BV Distribution Co., Inc.4

            10(c) Letter  Agreement  dated  September  11, 1995 by and between  Silver  Screen  III  and  The  Walt  Disney
                  Company.5

(b)  Report on Form 8-K
     ------------------

     No reports on Form 8-K have been filed by Silver Screen III during the last quarter of the period covered by this annual report.




----------
3 Incorporated by reference to exhibits filed with Amendment No. 1 to Silver Screen III's Registration Statement on Form S-1, Registration No. 33-8059.

4    See footnote three.

5 Incorporated by reference as exhibit 10 filed with Form 10-Q, quarterly report dated September 30, 1995.

     (d)1. Financial Statements
     --------------------------

     The following financial statements of the Disney-Silver Screen III Joint Venture are included as required by Regulation S-X:

                                                                Page
                                                                ----

         Report of independent accountants ................     F-14

         Balance sheet as of September 30, 1995
         and 1994 .........................................     F-15

         Statement of Income for the three years ended
         September 30, 1995 ...............................     F-16

         Statement of Venturers' Capital for the three
         years ended September 30, 1995 ...................     F-17

         Statement of Cash Flows for the three
         years ended September 30, 1995 ...................     F-18

         Notes to Financial Statements.....................     F-19-22

         Quarterly Financial Summary
         (Unaudited) for 1995 and 1994 ....................     F-23

     (d)2. Financial Statement Schedules
     -----------------------------------

     Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILVER SCREEN PARTNERS III, L.P.
                                            (a Delaware Limited Partnership)


                                            By    SILVER SCREEN MANAGEMENT, INC.
                                                  Managing General Partner

Dated:  March 28, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 28, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts

                                              SILVER SCREEN MANAGEMENT, INC.
                                              Managing General Partner

Dated:  March 28, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


Dated:  March 28, 1996                       By  /s/ Paul Bagley               *
                                                 -------------------------------
                                                 Paul Bagley
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated:  March 28, 1996                       By  /s/ Tom A. Bernstein          *
                                                 -------------------------------
                                                 Tom A. Bernstein
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated: March 28, 1996                       By   /s/ John A. Tommasini         *
                                                 -------------------------------
                                                 John A. Tommasini
                                                 Director,
                                                 Silver Screen Management, Inc.

Dated: March 28, 1996                       By   /s/ William Turchyn, Jr.      *
                                                 ------------------------------
                                                 William Turchyn, Jr.
                                                 Director,
                                                 Silver Screen Management, Inc.
----------
* By Roland W. Betts, Attorney-in-Fact