Form 10-Q
period 1996-03-31
SILVER SCREEN PARTNERS III LP
filed 1996-05-13
CIK 799101

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from..............  to..............

Commission file number 0-16823

                        SILVER SCREEN PARTNERS III, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                                    13-3372004
- ----------------------------------------                    ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Chelsea Piers, Pier 62 - Suite 300
New York, New York                                           10011
- ----------------------------------------                    ----------------
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

                                    YES  X           NO
                                        ------          ------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the March 31, 1996 First Quarter Report of Silver Screen Partners III, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- March 31, 1996 and December 31, 1995.

          Statements of Operations -- For the Three Months ended March 31, 1996 and 1995.

          Statements of Partners' Equity -- For the Three Months ended March 31, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Three Months ended March 31, 1996 and 1995.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 1996 were approximately $1,167,000, as compared with approximately $935,000 for the comparable three months in 1995. Revenues for the first three months of 1996 consisted of income from the Joint Venture of approximately $1,134,000 and investment revenues of approximately $34,000, while those for the comparable period in 1995 consisted of income from the Joint Venture of approximately $872,000 and investment revenues of approximately $63,000. At this time, nearly all of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. They are now making their way through the remaining television markets around the world. Income from the Joint Venture increased by approximately $262,000 from the first quarter in 1995 to the first quarter in 1996 (see Investment in Joint Venture below). Film revenues for the first quarter of 1996 were principally derived from "Cocktail," "Honey, I Shrunk The Kids," and several films at minor amounts. Interest rates for the first three months of 1996 ranged from 4.8% to 5.79%, while those for the comparable period in 1995 ranged from 5.0% to 6.02%. The decrease in interest rates resulted in a decrease in interest income of approximately $29,000.

     Expenses for the three months ended March 31, 1996 were approximately $330,000 as compared with approximately $284,000 for the comparable period in 1995. The increase in expenses is due principally to additional costs of approximately $79,000 associated with negotiations of the sale of the Partnership's investment in the Joint Venture, and is offset by a reduction of $18,000 of film audit costs and $15,000 in overall expenses.

     The Partnership generated net income of approximately $837,000 for the three months ended March 31, 1996, as compared with net income of approximately $650,000 for the comparable period in 1995. The increase in net income is predominantly due to the increase in film revenues.

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

     All Partnership films (except "Oliver & Company") have been released in the theatrical, home video and pay cable markets and are making their way through the remaining television markets. The Partnership anticipates that future revenues will be derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture below) and from theatrical revenues of "Oliver & Company" re-released on March 29, 1996. Between now and late 1997 the Partnership expects that three of its films (other than "Oliver & Company") will be released on either basic cable (USA Network) or syndicated television.

     During the quarter ended March 31, 1996, the Partnership made cash distributions to the Partners which amounted to approximately $2,438,000 in the aggregate. Although the Joint Venture Films have been released in most film markets around the world, the Managing General Partner anticipates that the Partnership will continue to receive revenues from certain film markets. Revenues in a particular quarter may not be sufficient to justify making a cash distribution and therefore, future cash distributions may fluctuate and there will be quarters when no distributions will be paid.


     Investment in Joint Venture
     ---------------------------

     The investment in the Joint Venture was accounted for using the equity method of accounting. Under the equity method, the investment was initially recorded at cost, and was thereafter increased by additional investments, adjusted by the Partnership's share of the Joint Venture's results of operations and reduced by distributions received from the Joint Venture. The Joint Venture's fiscal year ends September 30, while the Partnership's fiscal year ends December 31. The investment in the Joint Venture on January 1, 1996 totaled $2,862,545.

     The Partnership entered into a Letter Agreement (the "Buyout Agreement") with Disney dated September 11, 1995 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $125,000,000 in cash (subject to certain adjustments with respect to revenues received by the Partnership from exploitation of the film "Oliver & Co."). Closing is scheduled to occur on September 30, 1997 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture as required by the Distribution Agreement for all revenues received by BV through August 31, 1997.

     As a result of the Buyout Agreement the Partnership is using the cost method of accounting starting January 1, 1996. Under the cost method, distributions received are recognized as income and the investment will be reduced in proportion that actual cash received bears to ultimate revenues expected.

     Liquidity and Capital Resources
     -------------------------------

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

ITEM 3.  SELECTED FINANCIAL DATA

                        SILVER SCREEN PARTNERS III, L.P.
                        --------------------------------


                                                   Three Months     Three Months
                                                       Ended           Ended
                                                  March 31, 1996  March 31, 1995
                                                  --------------  --------------


Revenues
  Income from Joint Venture ......................   $1,133,568     $  871,631
  Interest income ................................       33,554         63,120
                                                     ----------     ----------
                                                      1,167,122        934,751
Expenses
  General and administrative
   expenses ......................................      330,489        284,466
                                                     ----------     ----------

Net income .......................................   $  836,633     $  650,285
                                                     ==========     ==========

Net income per $500 limited
  partnership unit (based
  on 600,000 Units outstanding) ..................   $     1.38     $     1.07
                                                     ==========     ==========
Cash distribution
         per $500 limited
         partnership unit ........................   $     3.25     $     2.30
                                                     ==========     ==========


                                                 March 31, 1996  March 31, 1995
                                                 --------------  --------------

Total assets .....................................   $4,799,139     $5,910,559
                                                     ==========     ==========



                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1996 First Quarter Report

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILVER  SCREEN  PARTNERS III,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  May,    1996                         By: /s/ Roland W. Betts
                                                --------------------------------
                                                Roland W. Betts, President