Form 10-Q
period 1996-06-30
SILVER SCREEN PARTNERS III LP
filed 1996-08-13
CIK 799101

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

c/o Chelsea Piers, Pier 62 - Suite 300
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1996 Second Quarter Report of Silver Screen Partners III, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1996 and December 31, 1995.

          Statements of Operations -- For the Three and Six Months ended June 30, 1996 and 1995.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Six Months ended June 30, 1996 and 1995.

                         Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues  for  the  six  months  and  quarter  ended  June  30,  1996  were
approximately  $3,244,000  and  $2,076,000,   respectively,   as  compared  with
approximately $2,170,000 and $1,236,000, respectively, for the comparable periods in 1995. Revenues for the six months and quarter of 1996 consisted of income from the Joint Venture of approximately $3,173,000 and $2,039,000, respectively, and interest income of approximately $71,000 and $37,000, while those for the comparable periods in 1995 consisted of income from the Joint Venture of approximately $2,041,000 and $1,169,000, respectively, and interest income of approximately $130,000 and $66,000, respectively. At this time, nearly all of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. They are now making their way through the remaining television markets around the world. Income from the Joint Venture increased by approximately $1,132,000 from the first six months in 1995 to the first six months in 1996. Film revenues for the first six months of 1996 were derived from "Honey, I Shrunk The Kids," "Good Morning Vietnam," "Cocktail," "Benji" and lesser amounts from several other films. Interest rates for the first six months of 1996 ranged from 4.8% to 5.79%, while those for the comparable period in 1995 ranged from 5.0% to 6.02%. The decrease in interest rates was partially offset by the increase in funds available for investment, resulting in a decrease in interest income of approximately $59,000.

     Expenses for the six months ended June 30, 1996 were approximately $450,000 as compared with approximately $547,000 for the comparable period in 1995. The decrease of expenses is due to a reduction of expense associated with the negotiation of the sale of the Partnership's investment in the Joint Venture of $40,000, a reduction of audit cost of $32,000, a reduction of payroll related expense and in overall expenses.

     The Partnership generated net income of approximately $2,793,000 for the six months ended June 30, 1996, as compared with net income of approximately $1,623,000 for the comparable period in 1995.

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

     All Partnership films have been released in the theatrical, home video and pay cable markets and are making their way through the remaining television markets. Future revenues will be sporadic and unpredictable. The Partnership anticipated that future revenues will be principally derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture below).


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

     The Partnership has had discussions with the New York City Department of Finance with respect to the Partnership's unincorporated business tax liability for periods through December 31, 1995. The Partnership has recently reached an agreement in principle with New York City in connection with its liability for unincorporated business tax and a final agreement is expected before the close of the current quarter. It is anticipated that the amount of liability under this final agreement will have no material adverse effect on liquidity.

ITEM 3.  SELECTED FINANCIAL DATA


                                            SILVER SCREEN PARTNERS III, L.P.
                                            --------------------------------

                                Three Months     Six Months   Three Months     Six Months
                                       Ended          Ended          Ended          Ended
                               June 30, 1996  June 30, 1996  June 30, 1995  June 30, 1995
                               -------------  -------------  -------------  -------------

Revenues:
  Income from Joint Venture      $ 2,039,091    $ 3,172,659    $ 1,169,252    $ 2,040,883
  Interest income .........           37,388         70,942         66,389        129,509
                               -------------  -------------  -------------  -------------
                                   2,076,479      3,243,601      1,235,641      2,170,392
Costs and Expenses:
  General and
   administrative
   expenses ...............          119,715        450,204        262,899        547,365
                               -------------  -------------  -------------  -------------

Net income ................      $ 1,956,764    $ 2,793,397    $   972,742    $ 1,623,027
                               =============  =============  =============  =============

Net income per $500
  limited partnership
  unit (based on 600,000
  Units outstanding) ......      $      3.23    $      4.61    $      1.61    $      2.68
                               =============  =============  =============  =============

Cash distribution
  per $500 limited
  partnership unit ........      $      0.00    $      3.25    $      0.00    $      2.30
                               =============  =============  =============  =============


                                              June 30, 1996                 June 30, 1995
                                              -------------                 -------------

Total assets ..............                     $ 6,689,244                  $  6,824,204
                                              =============                 =============





                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1996 Second Quarter Report

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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

                                            SILVER  SCREEN  PARTNERS III,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  August,    1996                       By: /s/ Roland W. Betts
                                                --------------------------------
                                                Roland W. Betts, President