Form 10-Q
period 1996-09-30
SILVER SCREEN PARTNERS III LP
filed 1996-11-13
CIK 799101

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from..............  to..............

Commission file number 0-16823

                        SILVER SCREEN PARTNERS III, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                                    13-3372004
----------------------------------------                    ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

c/o Chelsea Piers, Pier 62 - Suite 300
New York, New York                                           10011
----------------------------------------                    ----------------
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1996 Third Quarter Report of Silver Screen Partners III, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- September 30, 1996 and December 31, 1995.

          Statements of Operations -- For the Three and Nine Months ended September 30, 1996 and 1995.

          Statements of Partners' Equity -- For the Nine Months ended September 30, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Nine Months ended September 30, 1996 and 1995.

     Notes to Financial Statements.
     ------------------------------

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1996 were approximately $4,160,000 and $917,000, respectively, as compared with approximately $2,876,000 and $705,000, respectively, for the comparable periods in 1995. Revenues for the nine months and quarter of 1996 consisted of income from the Joint Venture of approximately $4,046,000 and $874,000, respectively, and interest income of approximately $114,000 and $43,000, while those for the comparable periods in 1995 consisted of income from the Joint Venture of approximately $2,675,000 and $634,000, respectively, and interest income of approximately $200,000 and $71,000, respectively. At this time, nearly all of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. They are now making their way through the remaining television markets around the world. Income from the Joint Venture increased by approximately $1,371,000 from the first nine months in 1995 to the first nine months in 1996. Film revenues for the first nine months of 1996 were derived from "Oliver" and lesser amounts from "Adventures in Babysitting" and several other films. Interest rates for the first nine months of 1996 ranged from 4.8% to 5.79%, while those for the comparable period in 1995 ranged from 5.0% to 6.02%. The decrease in interest of $86,000 was due to the decrease in funds available for investment.

     Expenses for the nine months ended September 30, 1996 were approximately $613,000 as compared with approximately $783,000 for the comparable period in 1995. The decrease of expenses is due to a reduction of expense associated with the negotiation of the sale of the Partnership's investment in the Joint Venture of $122,000, a reduction of audit cost of $33,000, a reduction of payroll related expense and in overall expenses.

     The Partnership generated income before taxes of approximately $3,547,000 for the nine months ended September 30, 1996, as compared with net income of approximately $2,092,000 for the comparable period in 1995.

     The Partnership recorded $778,000 in unincorporated business tax resulting in a net income of approximately $2,769,000. On September 30, 1996 the Partnership received an assessment from New York City regarding unincorporated business tax covering all periods from inception through December 31, 1995 of $878,000 (including interest). This liability was paid on that date. The Unincorporated Business Tax Expense reflects the excess of this payment over an amount previously established as a contingency reserve.

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

     During the quarter ended September 30, 1996, the Partnership made cash distributions to the Partners which amounted to approximately $2,250,000 in the aggregate. Although the Joint Venture Films have been released in most film markets around the world, the Managing General Partner anticipates that the Partnership will continue to receive revenues from certain film markets. However, revenues in a particular quarter may not be sufficient to justify making a cash distribution and therefore, future cash distributions may fluctuate and there will be quarters when no distributions will be paid.


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

ITEM 3.  SELECTED FINANCIAL DATA


                                            SILVER SCREEN PARTNERS III, L.P.
                                            --------------------------------

                                 Three Months     Nine Months    Three Months     Nine Months
                                        Ended           Ended           Ended           Ended
                               Sept. 30, 1996  Sept. 30, 1996  Sept. 30, 1995  Sept. 30, 1995
                               --------------  --------------  --------------  --------------

Revenues:
  Income from Joint Venture      $   873,756    $ 4,046,415    $   634,384    $ 2,675,267
  Interest income .........           42,816        113,758         70,937        200,446
                               -------------  -------------  -------------  -------------
                                     916,572      4,160,173        705,321      2,875,713
Costs and Expenses:
  General and
   administrative
   expenses ...............          163,185        613,389        235,863        783,228
                               -------------  -------------  -------------  -------------

Income before tax .........          753,387      3,546,784        469,458      2,092,485
Unincorporated business tax          778,000        778,000          --             --
                               -------------  -------------  -------------  -------------
Net income ................      $   (24,613)   $ 2,768,784    $   469,458    $ 2,092,485
                               =============  =============  =============  =============

Net income per $500
  limited partnership
  unit (based on 600,000
  Units outstanding) ......      $     (0.04)   $      4.57    $      0.77    $      3.45
                               =============  =============  =============  =============

Cash distribution
  per $500 limited
  partnership unit ........      $      3.00    $      6.25    $      0.00    $      2.30
                               =============  =============  =============  =============


                                              Sept. 30, 1996                Sept. 30, 1995
                                              -------------                 -------------

Total assets ..............                     $ 4,315,422                  $  7,312,167
                                              =============                 =============





                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1996 Third Quarter Report

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.

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

                                            SILVER  SCREEN  PARTNERS III,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  November 13, 1996                    By: /s/ Roland W. Betts
                                                --------------------------------
                                                Roland W. Betts, President