Form 10-K
period 1996-12-31
SILVER SCREEN PARTNERS III LP
filed 1997-04-01
CIK 799101

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

     Silver Screen III entered into a Joint Venture agreement (the "Joint Venture Agreement") with The Walt Disney Company ("Disney") for the purpose of financing (in whole or in part), producing and exploiting all feature length theatrical motion pictures selected for production by Disney from the time Disney began to utilize Silver Screen III funds until all such funds had been committed (the "Joint Venture Films"). Buena Vista Pictures Distribution, Inc. (formerly Buena Vista Distribution, Inc.) ("BV"), a wholly-owned subsidiary of Disney, has been licensed to distribute all Joint Venture Films in all media and in all territories throughout the world. BV has paid the expenses in connection with the worldwide distribution of each Joint Venture Film. The Partnership Contribution has been fully committed.

     The business of Silver Screen III is managed by Silver Screen Management, Inc., a Delaware corporation which is a general partner of Silver Screen III (the "Managing General Partner"). Silver Screen III participates through Disney-Silver Screen III Joint Venture (the "Joint Venture") in the production, ownership and exploitation of the Joint Venture Films and in the distribution and marketing of the Joint Venture Films in all primary and ancillary markets. The Managing General Partner is responsible for the preparation of reports and tax information to be provided to the Limited Partners.

     Silver Screen III committed to fund nineteen films, all of which have been completed and released with total budgets amounting to approximately $266,000,000, of which substantially all had been expended as of December 31, 1993. Accordingly, the Partnership Contribution has been fully committed and Silver Screen III will not finance or purchase any additional motion pictures. These films are: "Benji the Hunted," released June 17, 1987; "Adventures in Babysitting," released July 1, 1987; "Can't Buy Me Love," released August 14, 1987; "Hello Again," released November 6, 1987; "Three Men and a Baby," released November 25, 1987; "Good Morning Vietnam," released December 23, 1987; "Shoot to Kill" released February 12, 1988; "D.O.A.," released March 18, 1988; "Return to Snowy River, Part II," released April 15, 1988; "Big Business," released June

10, 1988; "Who Framed Roger Rabbit," released June 22, 1988; "Cocktail," released July 29, 1988; "The Rescue," released August 5, 1988; "Heartbreak Hotel," released September 30, 1988; "Ernest Saves Christmas," released November 11, 1988; "Oliver and Company," released November 18, 1988; "Honey, I Shrunk the Kids," released June 23, 1989 and "Cheetah and Friends," released August 18, 1989. "Stakeout," which was financed approximately 25% by Silver Screen III and 75% by Silver Screen II, L.P. (a separate limited partnership with the same Managing General Partner formed to finance previous Disney films), was released August 5, 1987.

Buyout
------

     Silver  Screen  III  has  entered  into a  Letter  Agreement  (the  "Buyout
Agreement") with Disney dated September 11, 1995 providing for the sale to Disney of all of Silver Screen III's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $125,000,000 in cash (subject to certain adjustments with respect to revenues received by Silver
Screen III from the exploitation of the film "Oliver and Co."). Closing is scheduled to occur on September 30, 1997 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that BV will continue to account for and make payments to the Joint Venture as required by the Distribution Agreement (as defined below) for all revenues received by BV through August 31, 1997. The Buyout Agreement has been filed as an exhibit to Silver Screen III's quarterly report on Form 10-Q dated September 30, 1995 and the terms thereof are incorporated herein by reference.

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

     In addition, certain other payments in respect of "Revenue Shortfalls" were payable to the Joint Venture. The Revenue Shortfall for each Joint Venture Film was the difference, if any, between the Budgeted Film Cost actually expended and the sum of all revenues actually received by the Joint Venture from BV as of a settlement date (the "Settlement Date") occurring not later than five years after the U.S. theatrical release of such Joint Venture Film. On the Settlement Date of each Joint Venture Film, BV was obligated to pay to the Joint Venture an amount equal to the Revenue Shortfall (the "Revenue Shortfall Payment"), if any, provided, that in no event would the Revenue Shortfall Payment be greater than the revenues retained by BV with respect to such Joint Venture Film from all markets, subject to adjustment in certain cases. Silver Screen III received no Revenue Shortfall Payments during the years ended December 31, 1995 and 1996 and received $1.4 million during the year ended December 31, 1994. All required Revenue Shortfall Payments have been received by Silver Screen III.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED
         PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS.

     As of February 14, 1997, there were 42,233 Limited Partners of record holding an aggregate of 600,000 limited partnership units of Silver Screen III (the "Units"). The Units are not traded securities in any established trading market.

     The Partnership Agreement provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. See the material set forth under "Item 11. Executive Compensation." Two distributions were made to the Limited Partners in 1996 which aggregated $3,750,000. The distributions per Unit were as follows: January 26 - $3.25 and July 26 - $3.00. Two distributions were made to the Limited Partners in 1995 which aggregated $3,480,000. The distributions per Unit were as follows: January 27 - $2.30 and October 23 - $3.50.

     During 1996, certain groups not affiliated with Silver Screen III or the Managing General Partner made limited tender offers to acquire Units directly from Limited Partners. Silver Screen III has advised Limited Partners that the per Unit prices offered in such tender offers appears to be less than the amount per Unit expected to be distributed to Limited Partners upon the termination of Silver Screen III (expected to be by the end of 1997) and therefore Silver Screen III does not recommend that Limited Partners accept such offers.

ITEM 6.   SELECTED FINANCIAL DATA


                                    Year ended       Year ended         Year ended        Year ended        Year ended
                                    December 31,     December 31,       December 31,      December 31,      December 31,
                                        1996             1995              1994              1993              1992
                                    -----------       -----------       -----------       -----------       -----------
REVENUES:
Income from Joint Venture .......   $ 7,220,549       $ 4,515,810       $ 3,444,814       $ 5,096,264       $15,794,130
 Interest income ................       136,188           256,654           255,443           389,132           658,403
                                    -----------       -----------       -----------       -----------       -----------
                                      7,356,737         4,772,464         3,700,257         5,485,396        16,452,533
Expenses:
 General and administrative
 expenses .......................       680,512         1,013,517           826,356         1,218,472         1,871,897
                                    -----------       -----------       -----------       -----------       -----------

Income before tax ...............     6,676,225         3,758,947         2,873,901         4,266,924        14,580,636
Unincorporated business tax......       791,352                --                --                --                --
                                    -----------       -----------       -----------       -----------       -----------
Net income ......................   $ 5,884,873       $ 3,758,947       $ 2,873,901       $ 4,266,924       $14,580,636
                                    ===========       ===========       ===========       ===========       ===========

Net income per $500
 limited partnership
 unit (based on 600,000
 Units outstanding) .............   $      9.71       $      6.20       $      4.74       $      7.04       $     24.06
                                    ===========       ===========       ===========       ===========       ===========

Cash distribution
per $500 limited
partnership  unit ...............   $      6.25       $      5.80       $      3.70       $     43.95       $     30.90
                                    ===========       ===========       ===========       ===========       ===========

Total assets ....................   $ 7,414,529       $ 6,353,863       $ 6,936,262       $ 9,866,630       $43,094,833
                                    ===========       ===========       ===========       ===========       ===========



                        See notes to financial statements

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     The following is an analysis of the results of operations of Silver Screen III for the years ended 1996, 1995 and 1994.

     Silver Screen III is a partnership and therefore generally not subject to U.S. federal taxes. No provision has been made for federal income taxes with respect to Silver Screen III's income since income or loss of Silver Screen III is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

     Net income for the year ended December 31, 1996 was approximately $5,885,000 compared to approximately $3,759,000 for the year ended December 31, 1995. Revenue for the year ended December 31, 1996 consisted of income from the Joint Venture of approximately $7,221,000, a $2,705,000 increase from the prior year. Film revenues continue to fluctuate since most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets and are now making their way through the remaining television markets around the world. Income from the Joint Venture for 1996 was principally derived from "Oliver and Company," and lesser amounts from "Honey, I Shrunk the Kids," "Benji the Hunted" and other films in the portfolio.

     Interest income generated by temporary investments of cash which is distributed to partners for the year ended December 31, 1996 was approximately $136,000 compared to $257,000 for the prior annual period. Interest rates ranged from 4.8% to 5.79% in 1996 while those for 1995 ranged from 5% to 6.02%. The decrease in interest rates resulted in a decrease in interest income of approximately $121,000 from 1995 to 1996. General and administrative expenses were approximately $681,000 for the year ended December 31, 1996, a $333,000 decrease from the prior year due to costs associated with preparation for negotiation of the sale of the Partnership's interest in the Joint Venture.

     On September 30, 1996 Silver Screen III received an assessment from New York City regarding unincorporated business tax covering all periods from inception through December 31, 1995 of $878,000 (including interest). This liability was paid on the date of assessment. The Unincorporated Business Tax Expense reflects the excess of this payment over an amount previously established as a contingency reserve plus a provision for 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
---------------------------------------------------------------------

     Net income for the year ended December 31, 1995 was approximately $3,759,000 compared to approximately $2,874,000 for the year ended December 31, 1994. Income for the year ended December 31, 1995 consisted of income from the Joint Venture of approximately $4,516,000, a $1,071,000 increase from the prior annual period. Film revenues increased in 1995 due to certain films still making their way through the remaining television markets around the world. Income from the Joint Venture for 1995 was principally derived from "Cocktail, " "Oliver and Company," "Shoot to Kill," and "Adventures in Babysitting."

     Interest income generated by the investment in temporary investments of revenues pending distribution to partners for the year ended December 31, 1995 was approximately $257,000 compared to $255,000 for the prior annual period. The weighted average daily interest rate increased in 1995 to 5.771% from 4.194% in 1994 and the average funds available for investment decreased, resulting in a $2,000 increase in interest. General and administrative expenses were approximately $1,014,000 for the year ended December 31, 1995, a $188,000 increase from the prior annual period. The increase is attributable to an increase in reporting to partners expenses of $30,000 and to costs associated with preparations for negotiation of the sale of the Partnership's interest in the Joint Venture, which amounted to approximately $384,000. This cost was offset by a reduction of approximately $55,000 in payroll related expenses, $26,000 in audit fees, $138,000 in interest on overhead fees payable and $7,000 in miscellaneous expenses. Expenses from the sale of partnership's interest in the Joint Venture are considered to benefit each of the three partnerships:
Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), and have been allocated among the Silver Screen Partnerships pro rata to the total original Limited Partner capital contributions to each of the Silver Screen Partnerships.

Investment in Joint Venture
---------------------------

     The investment in the Joint Venture was accounted for using the equity method of accounting. Under the equity method, the investment was initially recorded at cost, and was thereafter increased by additional investment, adjusted by Silver Screen III's share of the Joint Venture's results of operations and reduced by distributions received from the Joint Venture. The Joint Ventures' fiscal year ends September 30, while Silver Screen III's fiscal year ends December 31. The investment in the Joint Venture on January 1, 1996 totaled $2,862,545.

     Silver Screen III entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of Silver Screen III's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $125,000,000 in cash (subject to certain adjustment with respect to revenue received by Silver Screen III from the exploitation of the film "Oliver & Co.") Closing is scheduled to occur on September 30, 1997 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture, as required by the Distribution agreement for all revenues received by BV through August 31, 1997.

     As a result of the Buyout Agreement, Silver Screen III is using the cost method of accounting starting January 1, 1996. Under the cost method, distributions received are recognized as income and investments will be reduced in proportion that actual cash received bears to ultimate revenues expected.

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

     The Managing General Partner expects that Silver Screen III will continue to receive distributions from the Joint Venture until Silver Screen III sells its interest in the Joint Venture on September 30, 1997. However, revenues in a particular quarter may not be sufficient to justify making a cash distribution and therefore, future cash distributions may fluctuate and there may be quarters where no distributions will be paid.

     Closing under the Buyout Agreement with Disney is scheduled to occur on September 30, 1997. Silver Screen III currently expects to dissolve by the end of 1997 upon disposition of its remaining assets and distribution of cash to the partners.


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

     Roland W. Betts, 50, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSMS. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film

Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the Individual General Partner of that Partnership. Mr. Betts is also the lead owner of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of the Chelsea Piers Management, Inc. which is the general partner of the Chelsea Piers, L.P., a limited partnership which developed and operates a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

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

     Paul Bagley, 54, is the founding partner of Stone Pine Capital LLC (1994), and is Chairman of FCM Fiduciary Capital Managers, LLC (1989 to date), the advisor to mezzanine and private equity funds. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr.Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of America First Financial Fund, Fiduciary Capital, EurekaBank, Hollis-Eden Pharmaceuticals, Lithium Technology, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 44, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President,
Secretary, a Director and a principal shareholder of SSMS since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P.; and a limited partner of the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 52, the President of Laidlaw Equities, Inc., has been a Director of the Managing General Partner since 1985 and a Director of SSMS since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 51, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company, Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Senior Managing Director of the Private Client Group at Furman Selz Capital Management.


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

--------------------------------------------------------------------------------
     (A)                      (B)                             (C)
--------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                        served

Silver Screen          Managing General          Overhead fee calculated as four
  Management, Inc.      Partner                  percent  of the  Budgeted  Film
                                                 Cost  (excluding  overhead)  of
                                                 each   Joint    Venture   Film.
                                                 Pursuant  to  the   Partnership
                                                 Agreement,   the  overhead  was
                                                 paid  in full  on  December  2,
                                                 1994.  In  addition,  until the
                                                 holders  of Units had  received
                                                 cash  distributions  sufficient
                                                 to   reduce   their    Adjusted
                                                 Capital  Contributions  plus an
                                                 amount  equal  to 8%  of  their
                                                 Adjusted Capital  Contributions
                                                 per annum to zero, the Managing
                                                 General  Partner was  allocated
                                                 0.9% of the profits, losses and
                                                 Disbursable   Cash;  from  that
                                                 time forward  until the holders
                                                 of    Units    have    received
                                                 sufficient  cash  distributions
                                                 to   reduce   their    Adjusted
                                                 Capital  Contributions  plus an
                                                 amount  equal  to 15% of  their
                                                 Adjusted Capital  Contributions
                                                 per annum to zero, the Managing
                                                 General  Partner was  allocated
                                                 9.9% of the profits, losses and
                                                 Disbursable  Cash;   thereafter
                                                 the  Managing  General  Partner
                                                 receives  19.9% of such  items.
                                                 $932,812 was distributed to the
                                                 Managing  General  Partner from
                                                 Disbursable Cash.

----------------------
  1  See   definitions

Roland W. Betts        Individual General        Mr. Betts is allocated  0.1% of
                        Partner                  the    profits,   losses    and
                                                 Disbursable   Cash.  Mr.  Betts
                                                 received  $4,688  therefrom  in
                                                 1996.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)1. Financial Statements

     The following financial statements of Silver Screen Partners III, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof: Page

                                                               Page
                                                               ----

         Independent auditors' reports .................       F-1

         Balance sheets as of December 31, 1996 and
                  1995 .....................................   F-2

         Statement of operations for the years ended
                  December 31, 1996, 1995 and 1994 .........   F-3

         Statement of partners' equity for the years
                  ended December 31, 1996, 1995 and 1994....   F-4

         Statement of cash flows for the years ended
                  December 31, 1996, 1995 and 1994..........   F-5

         Notes to Financial Statements..................       F6-12


     (a)2. Financial Statement Schedules

     No schedules are listed because they are not applicable or the required information is shown in the financial statements or notes thereto.


     (a)3. Exhibits

        4       Amended and Restated Agreement of Limited Partnership2



-------------------

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




-------------------

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

                                            SILVER SCREEN PARTNERS III, L.P.
                                            (a Delaware Limited Partnership)


                                            By    SILVER SCREEN MANAGEMENT, INC.
                                                  Managing General Partner

Dated:  March 31, 1997                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 31, 1997                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts

                                              SILVER SCREEN MANAGEMENT, INC.
                                              Managing General Partner

Dated:  March 31, 1997                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


Dated:  March 31, 1997                       By  /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 Paul Bagley
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated:  March 31, 1997                       By  /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 Tom A. Bernstein
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated: March 31, 1997                       By   /s/ Roland W. Betts         *
                                                 -------------------------------
                                                 John A. Tommasini
                                                 Director,
                                                 Silver Screen Management, Inc.

Dated: March 31, 1997                       By   /s/ Roland W. Betts          *
                                                 ------------------------------
                                                 William Turchyn, Jr.
                                                 Director,
                                                 Silver Screen Management, Inc.
----------
* By Roland W. Betts, Attorney-in-Fact