Form 10-Q
period 1997-03-31
SILVER SCREEN PARTNERS III LP
filed 1997-05-14
CIK 799101

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Chelsea Piers, Pier 62 - Suite 300n
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the March 31, 1997 First Quarter Report of Silver Screen Partners III, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- March 31, 1997 and December 31, 1996.

          Statements of Operations -- For the Three Months ended March 31, 1997 and 1996.

          Statements of Partners' Equity -- For the Three Months ended March 31, 1997 and the Year ended December 31, 1996.

          Statements of Cash Flows -- For the Three Months ended March 31, 1997 and 1996.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 1997 were approximately $16,049,000, as compared with approximately $1,167,000 for the comparable three months in 1996. Revenues for the first three months of 1997 consisted of income from the Joint Venture of approximately $15,906,000 and interest income of approximately $144,000, while those for the comparable period in 1996 consisted of income from the Joint Venture of approximately $1,134,000 and interest income of approximately $34,000. At this time, nearly all of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. They are now making their way through the remaining television markets around the world. Income from the Joint Venture increased by approximately $14,772,000 from the first quarter in 1996 to the first quarter in 1997 and were principally derived from "Oliver and Company" and to much lesser amounts from several films in the portfolio. Interest rates for the first three months of 1997 ranged from 4.9% to 5.32%, while those for the comparable period in 1996 ranged from 4.8% to 5.79%. The increase in funds available for investment resulted in an increase in interest income of approximately $110,000.

     Expenses for the three months ended March 31, 1997 were approximately $79,000 as compared with approximately $330,000 for the comparable period in 1996. The decrease in expenses is due to the overall reduction of expenses and to the reduction of extraordinary expenses relating to the preparations for negotiation of the sale of the Partnership's interest in the Joint Venture.

     The Partnership generated net income of approximately $15,971,000 for the three months ended March 31, 1997, as compared with net income of approximately $837,000 for the comparable period in 1996. The increase in net income is predominantly due to the increase in film revenues and to a lesser amount, to a reduction in expenses.

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

     All Partnership films have been released in the theatrical, home video and (except "Oliver & Company") in pay cable markets, and have made their way through the remaining television markets. The Partnership anticipates that future revenues will be derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture below) and from revenues of "Oliver & Company". Between now and late 1997, the Partnership expects that "Roger Rabbit" will be released on either basic cable (USA Network) or syndicated television.

     During the quarter ended March 31, 1997, the Partnership made cash distributions to the Partners which amounted to approximately $3,937,500 in the aggregate. Although the Joint Venture Films have been released in most film markets around the world, the Managing General Partner anticipates that the Partnership will continue to receive sufficient revenues from certain film markets to justify making cash distributions to the partners.


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

     The Partnership entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $125,000,000 in cash (subject to certain adjustments with respect to revenues received by the Partnership from exploitation of the film "Oliver & Co."). Closing is scheduled to occur on September 30, 1997 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture as required by the Distribution Agreement for all revenues received by BV through August 31, 1997.

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

     Closing under the Buyout Agreement with Disney is scheduled to occur on September 30, 1997. The Partnership currently expects to dissolve by the end of 1997 upon disposition of its remaining assets and distributions of cash to the partners.

ITEM 3.  SELECTED FINANCIAL DATA

                        SILVER SCREEN PARTNERS III, L.P.
                        --------------------------------


                                                   Three Months     Three Months
                                                       Ended           Ended
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------


Revenues
  Income from Joint Venture ......................  $15,905,767      $1,133,568
  Interest income ................................      143,629          33,554
                                                    -----------      ----------
                                                     16,049,396       1,167,122
Expenses
  General and administrative
   expenses ......................................       78,606         330,489
                                                    -----------      ----------

Net income .......................................  $15,970,790      $  836,633
                                                    ===========      ==========

Net income per $500 limited
  partnership unit (based
  on 600,000 Units outstanding) ..................   $    26.35      $     1.38
                                                    ===========      ==========
Cash distribution
         per $500 limited
         partnership unit ........................   $     5.25      $     3.25
                                                    ===========      ==========


                                                 March 31, 1997   March 31, 1996
                                                 --------------   --------------

Total assets .....................................  $19,482,975      $4,799,139
                                                    ===========      ==========



                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1997 First Quarter Report

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1997.

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

                                            SILVER  SCREEN  PARTNERS III,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  May 14, 1997                         By: /s/ Roland W. Betts
                                                --------------------------------
                                                Roland W. Betts, President