Form 10-Q
period 1997-06-30
SILVER SCREEN PARTNERS III LP
filed 1997-08-14
CIK 799101

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

c/o Chelsea Piers
Pier 62 - Suite 300
New York, New York                                           10011
----------------------------------------                    ----------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:(212) 336-6700

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

                          PART I. FINANCIAL INFORMATION


Legal Proceedings
-----------------

     On June 6, 1997, an action purporting to constitute a class action and a partnership derivative action was filed in the Superior Court of California for Los Angeles County against the Partnership and certain other defendants by individuals purporting to own an interest in the Partnership. The action seeks damages and equitable relief based upon, among other things, alleged breaches of fiduciary duty on the part of the General Partners in connection with the Partnership's agreement with The Walt Disney Company for the sale of the Partnership's interest in the Joint Venture. The Partnership believes that this action is without merit, intends to defend it vigorously and has filed a motion to dismiss the action in its entirety."


ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1997 Second Quarter Report of Silver Screen Partners III, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1997 and December 31, 1996.

          Statements of Operations -- For the Three and Six Months ended June 30, 1997 and 1996.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1997 and the Year ended December 31, 1996.

          Statements of Cash Flows -- For the Six Months ended June 30, 1997 and 1996.

                         Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues  for  the  six  months  and  quarter  ended  June  30,  1997  were approximately $18,087,000 and $2,037,000, respectively, as compared with approximately $3,244,000 and $2,076,000, respectively, for the comparable periods in 1996. Revenues for the six months and quarter of 1997 consisted of income from the Joint Venture of approximately $17,850,000 and $1,944,000, respectively, and interest income of approximately $237,000 and $94,000, while those for the comparable periods in 1996 consisted of income from the Joint Venture of approximately $3,173,000 and $2,039,000, respectively, and interest income of approximately $71,000 and $37,000, respectively. At this time, nearly all of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. Income from the Joint Venture increased by approximately $14,677,000 from the first six months in 1996 to the first six months in 1997 and were principally derived from "Oliver and Company" and to a much lesser extent from several other films in the portfolio. Interest rates for the first six months of 1997 ranged from 4.95% to 5.57%, while those for the comparable period in 1996 ranged from 4.8% to 5.79%. The increase in funds available for investment resulting in a increase in interest income of approximately $166,000.

     Expenses for the six months ended June 30, 1997 were approximately $211,000 as compared with approximately $450,000 for the comparable period in 1996. The decrease of expenses is due to the overall reduction of expenses and to the reduction of extraordinary expenses relating to preparations for the negotiations of the sale of the Partnership's investment in the Joint Venture.

     The Partnership generated net income of approximately $17,876,000 for the six months ended June 30, 1997, as compared with net income of approximately $2,793,000 for the comparable period in 1996. The increase in net income is predominantly due to the increase in film revenues and, to a lesser extent, to a reduction of expenses.

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

     All Partnership films have been released in the theatrical, home video and (except "Oliver and Company") in pay cable markets and have made their way through the remaining television markets. The Partnership anticipated that future revenues will be principally derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture below).


     Investment in Joint Venture
     ---------------------------

     Until January 1, 1996, the investment in the Joint Venture was accounted for using the equity method of accounting. Under the equity method, the investment was initially recorded at cost, and was thereafter increased by additional investments, adjusted by the Partnership's share of the Joint Venture's results of operations and reduced by distributions received from the Joint Venture. The Joint Venture's fiscal year ends September 30, while the Partnership's fiscal year ends December 31.

     The Partnership entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $125,000,000 in cash (subject to certain adjustments with respect to revenues received by the Partnership from exploitation of the film "Oliver & Company"). Closing is scheduled to occur on September 30, 1997 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture as required by the Distribution Agreement for all revenues received by BV with respect to the Joint Venture Films through August 31, 1997.

     As a result of the Buyout Agreement the Partnership is using the cost method of accounting starting January 1, 1996. Under the cost method, distributions received are recognized as income and the investment will be reduced in the proportion that actual cash received bears to ultimate revenues expected.

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

ITEM 3.  SELECTED FINANCIAL DATA


                                            SILVER SCREEN PARTNERS III, L.P.
                                            --------------------------------

                                Three Months     Six Months   Three Months     Six Months
                                       Ended          Ended          Ended          Ended
                               June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
                               -------------  -------------  -------------  -------------

Revenues:
  Income from Joint Venture      $ 1,943,859    $17,849,626    $ 2,039,091    $ 3,172,659
  Interest income .........           93,621        237,250         37,388         70,942
                               -------------  -------------  -------------  -------------
                                   2,037,480     18,086,876      2,076,479      3,243,601
Costs and Expenses:
  General and
   administrative
   expenses ...............          132,739        211,345        119,715        450,204
                               -------------  -------------  -------------  -------------

Net income ................      $ 1,904,741    $17,875,531    $ 1,956,764    $ 2,793,397
                               =============  =============  =============  =============

Net income per $500
  limited partnership
  unit (based on 600,000
  Units outstanding) ......      $      3.14    $     29.49    $      3.23    $      4.61
                               =============  =============  =============  =============

Cash distribution
  per $500 limited
  partnership unit ........      $     22.00    $     27.25    $      0.00    $      3.25
                               =============  =============  =============  =============


                                              June 30, 1997                 June 30, 1996
                                              -------------                 -------------

Total assets ..............                     $ 4,884,536                  $  6,689,244
                                              =============                 =============




                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1997 Second Quarter Report

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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

                                            SILVER  SCREEN  PARTNERS III,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  August 14, 1997                       By: /s/ Roland W. Betts
                                                --------------------------------
                                                Roland W. Betts, President