Form 10-Q
period 1997-09-30
SILVER SCREEN PARTNERS III LP
filed 1997-11-13
CIK 799101

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from..............  to..............

Commission file number 0-16823

                        SILVER SCREEN PARTNERS III, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                                    13-3372004
----------------------------------------                    ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

c/o Chelsea Piers, Pier 62
Suite 300
New York, New York                                           10011
---------------------------------------                     ----------------
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

                          PART I. FINANCIAL INFORMATION

Legal Proceedings
-----------------

     On June 6, 1997, an action purporting to constitute a class action and a Partnership derivative action was filed in the Superior Court of California for Los Angeles County against the Partnership and certain other defendants by individuals purporting to own an interest in the Partnership. This class action litigation has now been dismissed with prejudice. The Partnership believes that this dismissal concludes this matter.


ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1997 Third Quarter Report of Silver Screen Partners III, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

               Balance  Sheets  --  September  30,  1997 and
               December 31, 1996.

               Statements of Operations -- For the Three and
               Nine  Months  ended  September  30,  1997 and
               1996.

               Statements  of  Partners'  Equity  -- For the
               Nine Months ended  September 30, 1997 and the
               Year ended December 31, 1996.

               Statements  of Cash  Flows  -- For  the  Nine
               Months ended September 30, 1997 and 1996.

               Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1997 were approximately $123,234,000 and $105,147,000 respectively, as compared with approximately $4,160,000 and $917,000, respectively, for the comparable periods in 1996. Revenues for the first nine months and third quarter of 1997 consisted of income from the Joint Venture of approximately $122,936,000 and $105,086,000, respectively, and interest income of approximately $298,000 and $61,000, while those for the comparable periods in 1996 consisted of income from the Joint Venture of approximately $4,046,000 and $874,000, respectively, and interest income of approximately $114,000 and $43,000, respectively. The Partnership sold its interest in the Joint Venture (see Investment in Joint Venture below) during the third quarter of 1997 resulting in an increase in income from the Joint Venture of approximately $99,350,000. In addition, income from the Joint Venture increased by approximately $19,540,000 from the nine months in 1996 to the nine months in 1997 and were principally derived from "Oliver and Company" and to a much lesser extent from several other films in the portfolio. Interest rates applicable to the Partnership's temporary investments for the first nine months of 1997 ranged from 4.9% to 5.57%, while those for the comparable period in 1996 ranged from 4.8% to 5.79%. The increase in funds available for investment resulted in an increase in interest income of approximately $184,000.

     Expenses for the nine months ended September 30, 1997 were approximately $298,000 as compared with approximately $613,000 for the comparable period in 1996. The decrease of expenses is due to the overall reduction of expenses in all expense categories and to the reduction of extraordinary expenses relating to preparations for the negotiations of the sale of the Partnership's investment in the Joint Venture.

     The Partnership generated net income before taxes of approximately $122,935,000 for the nine months ended September 30, 1997, as compared with net income before taxes of approximately $3,547,000 for the comparable period in 1996. The increase is primarily derived from the sale of the Joint Venture's interest and to a lesser extent from the increase in film revenues and the reduction of expenses. The Partnership had recorded $778,000 in unincorporated business tax resulting in a net income of approximately $2,769,000 in 1996. Unincorporated business taxes for 1997 will be approximately $246,000 and have not been reserved for as of September 30, 1997.

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

     During the quarter ended September 30, 1997, the Partnership made cash distributions to the Partners which amounted to approximately $2,063,000 in the aggregate.


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

     The Partnership entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. In accordance with the Buyout Agreement, the closing of the sale occured on September 30, 1997 and the purchase price paid to Silver Screen III was $99,349,738 in cash after an adjustment for certain film revenues received in 1996 and 1997, totaling $25,650,262 from the exploitation of the film "Oliver and Company".

     As a result of the Buyout Agreement, the Partnership began using the cost method of accounting starting January 1, 1996. Under the cost method, distributions received were recognized as income and the investment was reduced in the proportion that actual cash received related to ultimate revenues expected.


     Liquidity and Capital Resources
     -------------------------------

     The Partnership has no material requirements for liquidity other than its general and administrative expenses and quarterly distributions to holders of Units of limited partnership interests. The Partnership's current sources of liquidity, consisting primarily of proceeds from the sale of its Joint Venture interest, are considered adequate for such needs.

     The Partnership currently expects to dissolve by the end of 1997 upon disposition of its remaining assets and distributions of cash to the Partners.

ITEM 3.  SELECTED FINANCIAL DATA


                                            SILVER SCREEN PARTNERS III, L.P.
                                            --------------------------------

                                 Three Months     Nine Months    Three Months     Nine Months
                                        Ended           Ended           Ended           Ended
                               Sept. 30, 1997  Sept. 30, 1997  Sept. 30, 1996  Sept. 30, 1996
                               --------------  --------------  --------------  --------------
Revenues:
  Income from Joint Venture     $105,086,204     $122,935,830     $   873,756     $ 4,046,415
  Interest income .........           60,533          297,783          42,816         113,758
                               -------------    -------------   -------------   -------------
                                 105,146,737      123,233,613         916,572       4,160,173
Costs and Expenses:
  General and
   administrative
   expenses ...............           86,782          298,127         163,185         613,389
                               -------------    -------------   -------------   -------------

Income before tax .........      105,059,955      122,935,486         753,387       3,546,784
Unincorporated business tax              -                -           778,000         778,000
                               -------------    -------------   -------------   -------------
Net income (loss) .........     $105,059,955     $122,935,486    $   (24,613)    $ 2,768,784
                               =============    =============   =============   =============

Net income (loss) per
  a $500 limited partnership
  unit (based on 600,000
  Units outstanding) ......     $    $173.35     $     202.84     $     (0.04)    $      4.57
                               =============    =============   =============   =============

Cash distribution
  per $500 limited
  partnership unit ........     $       2.75     $      30.00     $      3.00     $      6.25
                               =============    =============   =============   =============


                                              Sept. 30, 1997                Sept. 30, 1996
                                              -------------                 -------------

Total assets ..............                    $107,980,084                  $  4,315,422
                                              =============                 =============



                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 20 -- 1997 Third Quarter Report

          (b)  The  Partnership  did not file any reports on Form
               8-K during the quarter ended September 30, 1997.

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

                                            SILVER  SCREEN  PARTNERS III,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  November __, 1997                    By: /s/ Roland W. Betts
                                                --------------------------------
                                                Roland W. Betts, President