Form 10-Q/A
period 1997-09-30
SILVER SCREEN PARTNERS III LP
filed 1997-11-13
CIK 799101

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

                                            SILVER  SCREEN  PARTNERS III,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  November 13, 1997                    By: /s/ Roland W. Betts
                                                --------------------------------
                                                Roland W. Betts, President